Form 10QSB
period 2000-06-30
AMAZING INVESTMENTS INC
filed 2000-09-13
CIK 1101353

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[    ] Transition report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from -- ---------- to --------------


     Commission file number:  000-28619


                        AMAZING INVESTMENTS, INC.
                 --------------------------------------
     (Exact name of small business issuer as specified in its charter)



Wyoming                                        86-0970098
----------                                 -----------------
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

     The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2000 was 1,000,000.

TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..........................................3

     Condensed Balance Sheets as of September 30, 1999
          and June 30, 2000............................................5

     Condensed Statements of Operations
          for the Three and Nine Month Periods Ended
          June 30, 2000 and 1999.......................................6

     Condensed Statements of Cash Flows
          for the Nine Month Periods Ended
          June 30, 2000 and 1999.......................................7

     Notes to Unaudited Condensed Financial Statements.................9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..........................10


                   PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS...............................................12

ITEM 2 CHANGES IN SECURITIES...........................................12

ITEM 5 OTHER INFORMATION...............................................12


INDEX TO EXHIBITS......................................................13





         [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

PART I


ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Amazing Investments, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEPENDENT ACCOUNTANTS' REPORT





Amazing Investments, Inc.
(A Development Stage Company)



     We have reviewed the accompanying balance sheets of Amazing Investments, Inc. (a development stage company) as of June 30, 2000 and September 30, 1999, and the related statements of operations for the three and nine month periods ended June 30, 2000 and 1999, and cash flows for the nine month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                              Respectfully submitted



                              /s/ Robison, Hill & Co.
                              Certified Public Accountants


Salt Lake City, Utah
August 13, 2000

                     AMAZING INVESTMENTS, INC.
                   (A Development Stage Company)
                          BALANCE SHEETS



                                              June 30,        September 30,
                                                2000              1999
                                           --------------    ----------------

ASSETS:                                       $      -         $     -
                                           ==============    ================
LIABILITIES & STOCKHOLDERS'EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses           $    250         $     -
                                           --------------    ----------------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at
    June 30, 2000 and September 30, 1999         1,000            1,000
  Paid-In Capital                                2,305               75
  Retained Deficit                              (1,075)          (1,075)
  Deficit Accumulated During the
    Development Stage                           (2,480)               -
                                            -------------    ----------------
    Total Stockholders' Equity                    (250)               -
                                            -------------    ----------------

     Total Liabilities and
       Stockholders' Equity                   $      -         $      -
                                            =============    ================





















         See accompanying notes and accountants' report.

                     AMAZING INVESTMENTS, INC.
                   (A Development Stage Company)
                     STATEMENTS OF OPERATIONS








                                                                  Cumulative
                                                                     since
                     For the Three Months    For the Nine Months   October 20
                             Ended                 Ended          1999 Inception
                            June 30,              June 30,        of Development
                      --------------------  ---------------------      Stage
                        2000       1999       2000        1999    --------------
                        ----       ----       ----        ----

Revenues              $      -    $     -    $    -      $    -     $      -
                      ---------  ---------  --------    ---------  -----------

Expenses
   General and
Administrative           1,550          -      2,480           -        2,480
                      ---------  ---------   --------   ----------  -----------

       Net Loss       $ (1,550)   $     -    $(2,480)    $     -     $ (2,480)
                      =========  =========   ========    =========  ===========
Basic & Diluted
loss per share        $      -    $     -    $     -     $      -
                      =========  =========   ========    =========


























         See accompanying notes and accountants' report.

AMAZING INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS











                                                                  Cumulative
                                                                 Since October
                                 For the nine months ended          20,1999
                                          June 30,                Inception of
                                 --------------------------        Development
                                     2000           1999               Stage
                                 ------------  ------------      ---------------


CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES:
----------
Net                               $  (1,550)      $     -          $  (2,480)
Adjustments to reconcile net
loss to net cash
Provided by operating
activities
Increase (Decrease) in:
  Accounts Payable & Accrued            250              -               175
                                 ------------    ------------   --------------
Expenses
  Net Cash Used in operating
   activities                        (1,300)             -            (2,305)
                                 ------------    ------------   --------------

CASH FLOWS FROM INVESTING
-------------------------
ACTIVITIES:
-----------
Net cash provided by investing
activities                                 -             -                -
                                  ------------    -----------   -------------

CASH FLOWS FROM FINANCING
-------------------------
ACTIVITIES:
-----------
Capital contributed by
 shareholder                           1,300             -            (2,305)
                                  ------------    -----------   -------------
Net Cash Provided by
  Financing Activities                 1,300             -            (2,305)
                                  ------------    -----------   -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                -             -                 -
                                  ------------    -----------   -------------
Cash and Cash Equivalents
  at Beginning of Period                   -             -                 -
                                  ------------    -----------   -------------
Cash and Cash Equivalents
  at End of Period                 $       -       $     -         $       -
                                  ============    ===========   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
Cash paid during the year for:
  Interest                         $       -       $      -        $       -
  Franchise and income taxes       $       -       $      -        $      75

DSUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
-----------------------------------------------------------------------










         See accompanying notes and accountants' report.

AMAZING INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


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

Interim Reporting

     The unaudited financial statements as of June 30, 2000 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on March 22, 1996. The Company ceased all operating activities during the period from March 22, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of June 30, 2000.
The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                     AMAZING INVESTMENTS, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                            (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



                        Three Months Ended                Three Months Ended
                          June 30, 2000                     June 30, 1999
               ---------------------------------- ------------------------------
                            Number of    Loss Per             Number of   Loss
                  Loss        Shares      Share     Loss       Shares      Per
               (numerator) (denominator)          (numerator)(denominator) Share
              ------------ ------------- -------- ----------- ------------ -----
Loss to
Common
Shareholders    $ (1,550)   1,000,000      $   -   $      -   1,000,000   $  -
             ============= ============= ======== =========== ============ =====

                        Six Months Ended                 Six Months Ended
                          June 30, 2000                     June 30, 1999
               ---------------------------------- -----------------------------
                             Number of    Loss Per           Number of    Loss
                Loss           Shares      Share     Loss     Shares      Per
               (numerator) (denominator)          (numerator)(denominator) Share
               ----------- ------------- -------- ----------- ------------ -----

Loss to
Common
Shareholders   $ (2,480)    1,000,000      $   -   $     -    1,000,000   $    -
               =========== ============= ======== =========== =========== ======







     The effect of outstanding stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

Reclassification

     Certain reclassifications have been made in the 1999
financial statements to conform with the June 30, 2000 presentation.

NOTE 2 - INCOME TAXES

     As of June 30, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $3,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                     AMAZING INVESTMENTS, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                            (Continued)


NOTE 4 - COMMITMENTS

     As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.


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

Results of Operations

     The Company had no sales or sales revenues for the three and nine months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three and nine months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had $1,550 and $2,480 in general and administrative expenses for the three and nine month periods ended June 30, 2000 and $0 for the same periods in 1999.

     The Company recorded net loss of $1,550 and $2,480 for the three and nine months ended June 30, 2000 compared to $0 loss for the same periods in 1999.

Capital Resources and Liquidity

     At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 1999. The Company had a net working capital deficit of $250 and $0 at June 30, 2000 and September 30, 1999.

     Net stockholders' deficit in the Company was $250 and $0 as of June 30, 2000 and September 30, 1999.

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


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of September, 2000.

Amazing Investments, Inc.



/s/  Daniel L. Hodges
     Daniel L. Hodges                            September 5, 2000
     President/CFO and Director

EXHIBIT INDEX


Exhibit No.    Page No.       Description

27        12             Financial Data Schedule "CE"

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2000 THAT WERE FILED WITH THE COMPANY'S REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[CIK]                         0001101353
[NAME]                   AMAZING INVESTMENTS, INC.
[MULTIPLIER]                       1,000
[CURRENCY]                         U.S. Dollars


[PERIOD-TYPE]                      9-MOS
[FISCAL-YEAR-END]                   SEPT-30-2000
[PERIOD-START]                     OCT-1-1999
[PERIOD-END]                       JUN-30-2000
[EXCHANGE-RATE]                     1
[CASH]                              0
[SECURITIES]                        0
[RECEIVABLES]                       0
[ALLOWANCES]                        0
[INVENTORY]                         0
[CURRENT-ASSETS]                    0
[PP&E]                              0
[DEPRECIATION]                      0
[TOTAL-ASSETS]                      0
[CURRENT-LIABILITIES]               0
[BONDS]                             0
[PREFERRED-MANDATORY]               0
[PREFERRED]                         0
[COMMON]                            1
[OTHER-SE]                          (1)
[TOTAL-LIABILITY-AND-EQUITY]        0
[SALES]                             0
[TOTAL-REVENUES]                    0
[CGS]                               0
[TOTAL-COSTS]                       0
[OTHER-EXPENSES]                    3
[LOSS-PROVISION]                    0
[INTEREST-EXPENSE]                  0
[INCOME-PRETAX]                     3
[INCOME-TAX]                        0
[INCOME-CONTINUING]                 (3)
[DISCONTINUED]                      0
[EXTRAORDINARY]                     0
[CHANGES]                           0
[NET-INCOME]                        (3)
[EPS-BASIC]                         0
[EPS-DILUTED]                       0

#73452415